Form 10QSB
period 2001-09-30
BLACK MOUNTAIN GOLD INC
filed 2001-12-20
CIK 1115618

========================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from:

Commission file number 333-49406

BLACK MOUNTAIN GOLD, INC
(Exact name of Registrant as specified in its charter.)

NEVADA (State of other jurisdiction of incorporation or organization)	36-4349220 (IRS Employer Identification No.)

528 Fon du Lac Drive
East Peoria, Illinois 61611
(Address of principal executive offices including zip code.)

(309) 699-8725
(Registrant's telephone number, including area code.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES x NO

The number of shares outstanding of the Registrant's Common Stock, $.001 par value per share, at September 30, 2001 was 9,715,000 shares.

=========================================================================

PART I

ITEM 1. FINANCIAL STATEMENTS.

BLACK MOUNTAIN GOLD INC.

FINANCIAL INFORMATION

INDEX	PAGE NUMBER
ACCOUNTANTS REVIEW REPORT	F-1
FINANCIAL STATEMENTS
Balance Sheets Statements of Operations Statement of Stockholders' Equity Statement of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Black Mountain Gold, Inc.
East Peoria, Illinois

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Black Mountain Gold, Inc. (an exploration stage enterprise) as of September 30, 2001 and the related statements of operations, stockholders' deficit and cash flows for the three and nine months then ended, and for the period from February 23, 2000 (inception) through September 30, 2001.These financial statements are the responsibility of the Company=s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the period ended December 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated February 16, 2001, except for Note 12, dated July 5, 2001.We have not performed any auditing procedures since those dates.

As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues. The Company=s continued viability is dependent upon the Company=s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the company=s ability to continue as a going concern. Management=s plans regarding those matters are described in Note 2.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

November 15, 2001

BLACK MOUNTAIN GOLD, INC. (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS

	September 30, 2001 (unaudited)	December 31, 2000

ASSETS
CURRENT ASSETS
Cash	$395	$1,381
Prepaid expenses	130	377
Related party receivable	13,662	5,000
Interest receivable	1,295	168
Investments	2,855	9,396
Total Current Assets	18,337	16,322

TOTAL ASSETS	$18,337 ==========	$16,322 ==========

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$25,330	$5,021
Accrued expenses	3,500	7,270
Notes payable to related parties	81,000	66,000
Accrued interest	7,879	2,830
Total Current Liabilities	117,709	81,121

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Convertible preferred stock, 50,000,000 shares authorized, $0.001 par
Value;10,000,000 shares issued and outstanding	10,000	10,000
Common stock, 50,000,000 shares authorized, $0.001 par value;
9,715,000 shares issued and outstanding	9,715	9,715
Additional paid-in capital	1,052,551	1,051,651
Common stock subscribed	-	(3,066)
Common stock issued at less than par	(4,500)	(4,500)
Deficit accumulated during exploration stage	(1,167,138)	(1,128,599)
Total Stockholders' Deficit	(99,372)	(64,799)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,337 ===========	$16,322 ===========

See accompanying notes and accountant=s review report.

BLACK MOUNTAIN GOLD, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2001 (unaudited)		Three Months Ended September 30, 2000 (unaudited)	Nine Months Ended September 30, 2001 (unaudited)		From February 23, 2000 (Inception) to September 30, 2000 (unaudited)	From February 23, 2000 (Inception) to September 30, 2001 (unaudited)

REVENUES		$-	$-		$-	$-	$-

EXPENSES
Director and officer services		-	800,000		-	800,000	800,000
Contract services		1,770	6,250		9,770	29,178	43,693
Related party contract services		5,793	4,469		14,476	7,081	25,337
Professional fees		3,650	1,025		11,439	16,074	27,513
Mining claims expense		15,470	15,229		15,790	15,229	31,102
Rent expense		1,500	1,500		4,500	2,000	8,000
Other general and administrative expenses		131	2,198		871	10,248	25,695
Total Expenses		28,314	830,671		56,846	879,810	961,340

LOSS FROM OPERATIONS		(28,314)	(830,671)		(56,846)	(879,810)	(961,340)

OTHER INCOME (EXPENSE)
Interest income		439	118		1,160	188	1,610
Interest expense		(2,090)	-		(6,209)	-	(9,139)
Gain (loss) on fair market value of securities held		(2,571)	(1,944)		(2,083)	(44,264)	(96,889)
Realized gain (loss) on trading securities sold		-	(74,805)		25,439	(111,870)	(101,380)
Total other income (expense)		(4,222)	(76,631)		18,307	(155,946)	(205,798)

LOSS BEFORE INCOME TAX		(32,536)	(907,302)		(38,539)	(1,035,756)	(1,167,138)

INCOME TAXES		-	-		-	-	-

NET LOSS		$(32,536) ==========	$(907,302) ==========		$(38,539) ==========	$(1,035,756) ==========	$(1,167,138) ==========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
	$	nil ==========	$(0.10) ==========	$	nil ==========	$(0.11) ==========	$(0.12) ==========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED
		9,715,000 ==========	9,518,500 ==========		9,715,000 ==========	9,566,500 ==========	9,628,850 ==========

See accompanying notes and accountant=s review report.

BLACK MOUNTAIN GOLD, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' DEFICIT

									Deficit Accumulated During Exploration Stage	Total Stockholders' Deficit
	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock Subscribed		Common Stock issued at less than par
	Number of Shares	Amount	Number of Shares	Amount
Issuance of preferred and common stock for trading securities, warrants and cash at approximately $0.0175 per share	10,000,000	$10,000	5,000,000	$5,000	$250,766		$(3,066)	$-	$-	$262,700

Issuance of common stock in exchange for securing mining claims at approximately $0.001 per share	-	-	4,500,000	4,500	-		-	(4,500)	-	-

Issuance of common stock as loan fees at $0.02 per share	-	-	50,000	50	950		-	-	-	1,000

Issuance of common stock as loan fees at $0.02 per share	-	-	5,000	5	95		-	-	-	100

Issuance of common stock for directors' and officers' services valued in anticipation of securities filing at $5.00 per share
	-	-	160,000	160	799,840		-	-	-	800,000

Loss for period ending December 31, 2000	-	-	-	-	-		-	-	(1,128,599)	(1,128,599)

Balance, December 31, 2000	10,000,000	10,000	9,715,000	9,715	1,051,651		(3,066)	(4,500)	(1,128,599)	(64,799)

Warrant subscription paid with trading securities	-	-	-	-	900		-	-	-	900

Stock subscription paid with trading Securities	-	-	-	-	-		3,066	-	-	3,066

Loss for the nine months ending September 30, 2001	-	-	-	-	-		-	-	(38,539)	(38,539)

Balance, September 30, 2001 (unaudited)	10,000,000 ========	$10,000 ========	9,715,000 ========	$9,715 ========	$1,052,551 ========	$	- ========	$(4,500) ========	$(1,167,138) ========	$(99,372) ========

See accompanying notes and accountant=s review report.

BLACK MOUNTAIN GOLD, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
		Nine Months Ended September 30, 2001	From February 23, 2000 (Inception) to September 30, 2000		From February 23, 2000 (Inception) to September 30, 2001
		(unaudited)		(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(38,539)		$(1,035,756)		$(1,167,138)
Adjustments to reconcile net loss to cash used by operating activities:
Loan fee paid by issuing common stock		-		1,100		1,100
Common stock issued for directors' and officers' services		-		800,000		800,000
(Gain) loss on fair market value of trading securities		2083		44,264		96,889
(Gain) loss on sale of trading securities		(25,439)		111,870		101,380
Increase in accounts payable		20,309		2,000		25,330
Increase (decrease) in accrued expenses		(3,770)		-		3,459
Increase in accrued interest payable		5,049		-		7,920
(Increase) decrease in prepaid expenses		247		-		(130)
Increase in accrued receivables		(1,128)		-		(1,296)
Net cash used by operating activities		(41,188)		(76,522)		(132,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party		(8,662)		(5,000)		(13,662)
Proceeds from sale of trading securities		33,864		81,129		114,993
Net cash provided by investing activities		25,202		76,129		101,331

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock		-		550		550
Proceeds from notes payable		15,000		10,000		35,000
Payment on note payable		-		-		(4,000)
Net cash provided by financing activities		15,000		10,550		31,550

Change in cash		(986)		10,157		395

Cash, beginning of period		1,381		-		-

Cash, end of period		$395 ==============		$10,157 ==============		$395 ==============

SUPPLEMENTAL DISCLOSURES:
Interest paid	$	- ==============	$	- ==============	$	- ==============
Income taxes paid	$	- ==============	$	- ==============	$	- ==============

NON-CASH TRANSACTIONS:
Stock issued in exchange for directors' and officers' fees		$-		$800,000		$800,000
Preferred and common stock subscriptions received for trading securities and warrants		$-		$265,216		$265,216
Note payable exchanged for trading securities		$-		$50,000		$50,000
Stock issued for loan fees		$-		$1,100		$1,100

See accompanying notes and accountant=s review report.

BLACK MOUNTAIN GOLD, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

Black Mountain Gold, Inc. (hereinafter Athe Company@) was incorporated on February 23, 2000 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company=s fiscal year end is December 31. Upon formation, the Company issued its stock and warrants in exchange for common stock and warrants in a communications company and unpatented mining claims in Arizona. See Notes 3 and 8.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Black Mountain Gold, Inc. is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Exploration Stage Activities

The Company has been in the exploration stage since its formation in February 2000. The Company has not conducted any exploration as of September 30, 2001, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and then enter the development stage.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated deficit of $1,167,138 at September 30, 2001, has negative working capital and no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management plans to increase the capitalization of the Company and is actively seeking additional capital through a public offering of the Company=s common stock in order to provide funds needed to fund the exploration and development of its mining properties, to fund the internal growth of the Company, and to fully implement its business plans. For the twelve-month period subsequent to September 30, 2001, the Company anticipates that its minimum cash requirements to continue as a going concern will be between $500,000 and $1,000,000. The Company=s success will be dependent upon the Company=s efforts to raise capital over that period. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

BLACK MOUNTAIN GOLD, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Fair Value of Financial Instruments

The carrying amounts for cash, marketable securities, receivables, accounts payable, notes payable and accrued liabilities approximate their fair value.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. As of September 30, 2001, the Company had 10,000,000 shares of preferred stock outstanding, which is convertible to common stock at a rate of one preferred share to one share of common stock. Preferred shares, which may be converted to shares of common stock twelve months after the Company completes an initial public offering, are not considered common stock equivalents at September 30, 2001. A and B warrants are considered anti-dilutive and have been excluded as part of the loss per share calculation for all periods presented.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2001.

BLACK MOUNTAIN GOLD, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Concentration of Risk

As of September 30, 2001, all trading investments owned by the Company were held in one security, which trades on the NASDAQ Over the Counter Bulletin Board. The fair market value of the Company=s investments as of September 30, 2001 was $2,855. See Note 3.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company will expense exploration costs as incurred.

Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

BLACK MOUNTAIN GOLD, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2001, the Company had net deferred tax assets of approximately $67,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $270,000, which expire in the years 2020 through 2021. The Company recognized $800,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes, and are not included in the above calculation of deferred tax assets. The Company has also recognized approximately $96,000 in holding losses on trading securities. These unrealized losses are not deductible for tax purposes and are not included in the calculation of deferred tax assets.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

BLACK MOUNTAIN GOLD, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 has not effected the Company=s financial statements as they are not carrying any amortizable assets.

Interim Financial Statements

The interim financial statements for the nine months ended September 30, 2001 have been prepared for the company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 B INVESTMENTS IN SECURITIES

The Company=s securities investments, currently, are bought and held principally for the purpose of selling them in the near term, and are therefore classified as trading securities. Trading securities are recorded at fair market value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

On February 23, 2000, the Company=s stockholders were contractually obligated to contribute 37,888 common stock shares of Nexland, Inc. valued at $7.00 per share to the Company. As of December 31, 2000, the Company had received 37,450 of the shares of Nexland, Inc. stock associated with this agreement. In July of 2001, the remaining 438 shares owed were received.

On August 25, 2000, a shareholder exchanged 50,000 additional shares of Nexland Inc. stock for a note payable. See Note 10.

During the nine months ended September 30, 2001, the Company sold 35,100 shares of Nexland Inc. stock for $33,864, recognizing a gain of $25,439. For the period ended December 31, 2000, the Company sold 48,300 shares of Nexland Inc. stock for $81,127, recognizing a loss of $126,819.

BLACK MOUNTAIN GOLD, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 3 B INVESTMENTS IN SECURITIES (continued)

Investments in securities are summarized as follows at September 30, 2001:

	Change in Market Value	Fair Value September 30, 2001
Trading securities:
Nexland common stock	$(2,083)	$2,855

As part of its original capitalization, the Company received 179,569 Nexland, Inc. Class AA@ warrants for the issuance of its common stock. Nexland AA@ warrants are exercisable for $1 each for one common stock share until December 31, 2000, at which time, the exercisable price increased to $2.50. No warrants were exercised by August 16, 2001, the date of their expiration. The warrants were transferred to the Company at the incorporators= cost of $0.

During the nine months ended September 30, 2001, the Company received 2000 shares of Nexland common stock in satisfaction for 2,200 Nexland AA@ warrants subscribed under the original capitalization. These shares were valued at $0.45 per share, which was the fair market value on the date of intent to execute this transaction.

NOTE 4 B PREFERRED STOCK

Upon incorporation, the Company authorized 50,000,000 preferred stock shares, which are convertible and nonparticipating. As of September 30, 2001, 10,000,000 shares of preferred stock were issued and outstanding. The preferred stock is convertible into 10,000,000 common stock shares twelve months after the Company completes an initial public offering.

NOTE 5 B COMMON STOCK

Upon incorporation, the Company authorized 50,000,000 shares of common stock. Common stock shares of 9,500,000 were issued in exchange for a combination of Nexland securities and mining claims. The shares were issued pursuant to Rule 144 of the 1933 Securities Act and, thus, are restricted as to public transfer for a minimum period of one year. Shares of common stock that were issued for other than cash were assigned values equivalent to the fair market value at the date of transfer. See Notes 3 and 8.

On August 25, 2000, 50,000 common stock shares were issued as a loan fee for shareholder loan. See Note 10.

On October 24, 2000, the Company issued 5,000 shares of common stock as a loan fee.

BLACK MOUNTAIN GOLD, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 5 B COMMON STOCK (continued)

On September 13, 2000, the Company=s board of directors passed a resolution to issue 160,000 common stock shares in exchange for services provided by the Company=s directors and officers. These shares were deemed to be valued at $5.00 per share based upon the filing of a Form SB-2 for raising $50,000,000 through the issuance of 10,000,000 shares of common stock at $5.00 per share.

NOTE 6 B STOCK SUBSCRIPTION RECEIVABLE

The Company entered into stock subscription agreements upon its formation. In return for receiving shares of the Company=s common and preferred stock and warrants, participating stockholders agreed to give the Company 37,888 shares of Nexland, Inc. common stock, 179,569 Nexland Inc. warrants exercisable for Nexland Inc. common stock, and unpatented mining claims. As of December 31, 2000, the Company had received 37,450 shares of Nexland Inc.=s common stock and 177,369 warrants from these agreements. During the first quarter of 2001, the remaining 2,200 warrants owed were satisfied by 2,000 shares of Nexland, Inc. common stock. During the third quarter of 2001, the remaining 438 common stock shares owed were received.

NOTE 7 B OUTSTANDING WARRANTS

During the year ended December 31, 2000, the Company had issued A and B warrants to purchase 3,000,000 shares of the Company=s common stock at prices of $5 and $10 per share, respectively, as part of the contribution of mining claims to organize the Company. The warrants are exercisable and will begin to expire December 31, 2002. As of September 30, 2001, no value had been assigned to the warrants since their exercise price significantly exceeds the value of the Company=s common stock established upon organization at approximately $0.002 per share.

NOTE 8 B MINING CLAIMS

The Company issued 4,500,000 shares of common stock and A and B warrants in exchange for unpatented mining claims. In accordance with SAB 5-g, these unpatented mining claims were valued at $0 based upon the transferors= cost basis. These unpatented mining claims are located in the counties of LaPaz, Maricopa, and Yuma, Arizona and provide the Company with exploration rights. The Company has received title to 148 of the 152 mining claims. Four claims are currently in the process of completing their transfers, and such will be accomplished through the Bureau of Land Management (BLM) of the United States of America.

BLACK MOUNTAIN GOLD, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 9 B COMMITMENTS AND CONTINGENCIES

The Company is in the business of exploration of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

The Company recently undertook the required steps to register as a publicly traded company. In this regard, the Company signed a contract with a securities attorney. The total fees to be paid to the attorney amounted to $25,000. Of this amount, $15,000 has been paid and is recorded as professional fees for year ended December 31, 2000. The remaining $10,000 has, subsequent to September 30, 2001, become due when the Company=s registration statement was declared effective by the Securities and Exchange Commission.

NOTE 10 B SHORT-TERM NOTES PAYABLE

At December 31, 2000, the Company has recorded notes payable to related parties in the amount of $66,000. This amount is represented by three promissory notes less prior year payment of $4,000. Each note has a stated rate of 12% interest and is due on demand. Two notes were issued in exchange for cash of $20,000. The third note, dated August 25, 2000, was exchanged for 50,000 Nexland Inc. common stock shares, valued at $50,000. In consideration of the third loan, 50,000 common stock shares of the Company were issued as a loan fee. (See Note 5.) During the quarter ended September 30, 2001, a $15,000 note was issued for expenses paid on behalf of the Company by a shareholder. The $15,000 note was issued at a premium of $1,300. Principle plus the amortized premium will be due on or before August 28, 2002. Monthly payments are determined by the shareholder. These notes are unsecured and uncollateralized.

NOTE 11 B RELATED PARTIES

On June 1, 2000, the Company began paying $500 a month for office rent to a related party. There is no written agreement for the space, which is leased on a month-to-month basis.

Three promissory notes in the aggregate amount of $81,000 are due to three shareholders. See Note 10.

Mr. Richard Steeves, the secretary/treasurer of the Company, was also the secretary and director of Nexland, Inc. until July 2000, when he resigned. The Company owned significant investments in Nexland, Inc. See Note 3.

A total of $5,840 was paid to a related party for accounting services during the period ended December 31, 2000. During the nine months ended September 30, 2001, the Company incurred

BLACK MOUNTAIN GOLD, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 11 B RELATED PARTIES (continued)

$14,476 in accounting fees to a related party. This is included in accounts payable in the accompanying financial statements.

As of September 30, 2001, two shareholders owe the Company $14,957, including accrued interest. These notes have stated rates of 12% interest and are due on demand.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this document. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We have not conducted any exploration as of September 30, 2001.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business. We believe $1,400,000 will remove the uncertainties surrounding our ability to continue as a going concern.

To meet our need for cash we are attempting to raise money from an Initial Public Offering (IPO) that was made effective as of November 6 2001. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in connection with the exploration of our property. We do intend to buy mining, milling and laboratory equipment if warranted. We do not expect a change in our number of employees.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties.

We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We intend to contact other companies about the properties if we find mineralized materials, in order to explore joint venture possibilities. Because we believe the property will have to be mined using an open pit operation, we believe that it will be in our best interest to try to locate and engage a joint venture partner that has funds available to support the cost of an open pit mine and who has the operational experience to direct the exploration operation. As of the date hereof, we have not identified or contacted any joint venture candidates and there is no assurance we will ever contact any other companies about joint venturing with us in the development of our properties.

No Operating History; Need for Additional Capital

There is no historical financial information about our company. As such we cannot predict our future success. We are an exploration company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on February 23, 2000.

We acquired 100% interest in 38 properties. Each property is made up of four placer claims. All but four claims have transferred to us. Steps are currently underway to transfer the four claims to us. This is accomplished through the Bureau of Land Management of the United States of America.

Since inception, we have used our common stock to raise money for our property acquisition and for corporate expenses.

Liquidity and Capital Resources

Since inception on February 23, 2000 our company has been engaged in planning for mining exploration.

The company=s principle resources have been acquired through issuance of common stock and convertible preferred stock and loans from shareholders.

As of September 30, 2001 the company had negative working capital of approximately $99,372.00 due primarily as the result of an increase of shareholder loans.

September 30, 2001 the company had total assets of $18,337.00 consisting mainly of a receivable from a related party.

September 30, 2001 the company=s total liabilities were $117,709 primarily to sustain notes to related parties.

Our company has not had revenue from inception. Although there is insufficient capital to explore and develop its mining properties, our company expects to survive and explore its resources with funding from sales of its securities

Results of Operations

Our company posted loses of $32,536.00 for the three months ending September 30, 2001. The principle components of the losses were mining claims expenses and professional and contract fees.

Operating expenses for the 3 months ending September 30, 2001 were $28,314.

As of September 30, 2001, our total assets were $18,337 and our total liabilities were $117,709.

PART II B OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Response:None

ITEM 2.CHANGES IN SECURITIES

Response:None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Response:None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Response:None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 20th day of December, 2001.

BLACK MOUNTAIN GOLD INC. (the "Registrant")
BY:	/s/ Richard G. Steeves
Richard G. Steeves, Secretary/Treasurer, Chief Financial Officer and, a member of the Board of Director